Form 10KSB
period 2003-12-31
BRIGHTON INVESTMENT HOLDING CO INC
filed 2004-05-26
CIK 1261656

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2003.

Commission File Number 333-108428

                      BRIGHTON INVESTMENT HOLDING CO., INC.
                 (Name of Small Business Issuer in Its Charter)

       Delaware                                              03-0451485
(State of Incorporation)                            (IRS Identification Number)

275 Fifth Avenue, Suite 703 New York, New York                 10001
(Address of principal executive offices)                    (Zip Code)

         (212) 447-6538 (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  common stock


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes       No  X
   ----     ----

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      State issuer's revenues for its most recent fiscal year. 0

      The aggregate market value of the voting stock held by non-affiliates of the registrant is $0.

      As of December 31, 2003 there were 300,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                      BRIGHTON INVESTMENT HOLDING CO., INC.

                                     10-KSB

                                December 31, 2003

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      Brighton Investment Holding Co., Inc. was organized under the laws of the State of Delaware on May 28, 2002. Brighton was formed as a vehicle to pursue a Business Combination. Since inception, the primary activity of Brighton has been directed to organizational efforts, obtaining initial financing, and efforts intended to identify possible Business Combinations.

      Brighton 's initial public offering consists of 200,000 shares of common stock being offered at a purchase price of $.50 per share.

      Brighton was organized for the purposes of creating a corporate vehicle to seek, investigate and, if such investigation warrants, engaging in business combinations presented to it by persons or firms who or which desire to employ Brighton 's funds in their business or to seek the perceived advantages of publicly-held corporation. Brighton 's principal business objective is to seek long-term growth potential in a business combination venture rather than to seek immediate, short-term earnings. Brighton has not restricted its search to any specific business, industry or geographical location.

      Brighton has 18 months from its date of effectiveness (February 13, 2004) to consummate a business combination, including the filing of a post-effective amendment and shareholder reconfirmation offering. If a consummated business combination has not occurred by the date 18 months after the effective date of the initial registration statement, the funds held in escrow shall be returned by first class mail to the purchasers within five (5) business days following that date.

      Brighton does not currently engage in any business activities which provide any cash flow. Persons who purchased shares in Brighton 's initial public offering and other shareholders will not have much opportunity to participate in identifying, investigation or analyzing merger candidate. Brighton's proposed business is sometimes referred to as a "blank check" company because investors entrust their investment monies to Brighton's management before they have a chance to analyze any ultimate use to which their money may be put. Substantially all of Brighton's initial public offering are intended to be utilized generally to effect a business combination. Rule 419 states that prospective investors who invest in Brighton will have an opportunity to evaluate the specific merits or risks of only the business combination management decides to enter into.

      Although Brighton is subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes Brighton is not subject to regulation under the Investment Company Act of 1940. The regulatory scope of the Investment Company Act of 1940, as amended, was enacted principally for the purpose of regulatory vehicles for pooled investments in securities, extends generally to companies primarily in the business of investing, reinvesting, owning, holding or trading securities. The Investment

Company Act may, however, also be deemed to be applicable to a Company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definition of the scope of certain provisions of the Investment Company Act. Brighton believes that its principle activities will not subject it to regulation under the Investment Company Act. Nevertheless, there can be no assurances that Brighton will not be deemed to be an Investment Company. In the event Brighton is deemed to be an Investment Company, Brighton may be subject to certain restrictions relating to Brighton's activities, including restrictions on the nature of its investments and the issuance of securities. Brighton has obtained no formal determination from the Securities and Exchange Commission as to the status of Brighton under the Investment Company Act of 1940.

      Brighton presently has no employees.

      Brighton is currently engaged in its initial public offering. It has not yet begun to look for a merger candidate.

      Brighton intends to structure any future merger in such a manner as to minimize federal and state tax consequences to Brighton and any target company.

ITEM 2.  PROPERTIES

      Brighton is presently using the offices of Arimota Ogasawara & Mo, of which Montia Mo, CFO of Brighton, is a principal, at no cost to Brighton. Such arrangement is expected to continue until a business combination is effected, including effectiveness of a post-effective amendment and shareholder reconfirmation.

      Brighton currently owns no equipment, and does not intend to own any prior to engaging in a business combination.

ITEM 3.  LEGAL PROCEEDINGS

      Brighton is not presently a party to any litigation, nor, to the knowledge
of  management,   is  any  litigation  threatened  against  Brighton  which  may materially affect Brighton.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no shareholders meetings in the fourth quarter of this fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for Brighton's common shares. As of December 31, 2003, there were 300,000 shares of common stock outstanding. The par value per share is $.0001. Brighton has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future. Pursuant to its initial public offering, Brighton is offering 200,000 shares of common stock at $.50 per share.

ITEM 6.  PLAN OF OPERATION

      Brighton does not currently engage in any business activities which provide any cash flow. Once the initial public offering is sold, Brighton may release 10% of the proceeds of such offering to the company.

      Brighton may seek a business combination in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws.

      Brighton will not acquire a target business unless the fair value of the target business represents 80% of the maximum offering proceeds. To determine the fair market value of a target business, Brighton's management will examine the certified financial statements (including balance sheets and statements of cash flow and stockholders' equity) of any candidate and will participate in a personal inspection of any potential target business.

      Based upon management's experience with and knowledge of blank check companies, the probable desire on the part of the owners of target businesses to assume voting control over Brighton (to avoid tax consequences or to have complete authority to manage the business) will almost assure that Brighton will combine with just one target business. Management also anticipates that upon consummation of a business combination, there will be a change in control in Brighton which will most likely result in the resignation or removal of Brighton's present officers and directors.

      Investors should note that any merger or acquisition effected by Brighton can be expected to have a significant dilutive effect on the percentage of shares held by Brighton's then-shareholders, including purchasers in this offering. Upon the consummation of a business combination, the target business will have significantly more assets than Brighton; therefore, management plans to offer a controlling interest in Brighton to the target business. Brighton have attempted to structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of Brighton, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders.

      Management anticipates that it may be able to effect only one potential business combination, due primarily to Brighton's limited financing. As a result, Brighton will not be able to offset potential losses from one venture against gains from another.

      The analysis of business combinations will be undertaken by the officers and directors of Brighton, none of whom is a professional business analyst. In analyzing prospective business combinations, management considered such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products; name identification; and other relevant factors.

      Management will not actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with any proposed merger.

      Brighton management believes that the securities to be issued in any merger will be issued in reliance on exemptions from registration under applicable federal and state securities laws and that the terms of a merger will be based upon the respective needs and desires of Brighton and the merger candidate and relative negotiating strength of Brighton and such other management.

      Brighton has adopted a policy that it will not pay a finder's fee to any member of management for locating a merger or acquisition candidate. No member of management intends to or may seek and negotiate for the payment of finder's fees.

ITEM 7.  FINANCIAL STATEMENTS

                      BRIGHTON INVESTMENT HOLDING CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                      ------
Report of Independent Auditor                                          F-2

Financial Statements:

   Balance Sheets                                                      F-3

   Statements of Operations                                            F-4

   Statements of Changes in Stockholders' Equity                       F-5

   Statements of Cash Flows                                            F-6

   Notes to Financial Statements                                       F-7

                          REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders of Brighton Investment Holding Co., Inc.

I have audited the accompanying balance sheets of Brighton Investment Holding Co., Inc. (the Company), a development stage company, as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2003, for the period May 28, 2002 to December 31, 2002 and for the period May 28, 2002 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brighton Investment Holding Co., Inc., a development stage company, as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003, for the period May 28, 2002 to December 31, 2002 and for the period May 28, 2002 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

                                                 /s/ Michael T. Studer CPA P.C.
                                                 -------------------------------
Freeport, New York
April 14, 2004

                      BRIGHTON INVESTMENT HOLDING CO., INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                              DECEMBER 31,
                                                          --------------------
                                                            2003        2002
                                                          --------    --------
ASSETS

Current assets:
   Cash                                                   $ 10,681    $    599
                                                          --------    --------

      Total current assets                                  10,681         599

Other assets:
   Subscriptions receivable                                     --      17,500
   Deferred offering costs                                  16,500      11,500
                                                          --------    --------

Total assets                                              $ 27,181    $ 29,599
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                  $     --    $    587
                                                          --------    --------

      Total current liabilities                                 --         587

Other liabilities                                               --          --
                                                          --------    --------

   Total liabilities                                            --         587
                                                          --------    --------

Stockholders' equity:
   Preferred stock, $.0001 par value;
      5,000,000 shares authorized, none issued                  --          --
   Common stock, $.0001 par value; 30,000,000 shares
      authorized, 300,000 shares issued and outstanding         30          30
   Additional paid-in capital                               29,970      29,970
   Deficit accumulated during the development stage         (2,819)       (988)
                                                          --------    --------

      Total stockholders' equity                            27,181      29,012
                                                          --------    --------

Total liabilities and stockholders' equity                $ 27,181    $ 29,599
                                                          ========    ========



See notes to financial statements.

                      BRIGHTON INVESTMENT HOLDING CO., INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                     Period May 28,  Cumulative During
                                                      Year Ended        2002 to     the Development Stage
                                                     December 31,    December 31,   (May 28, 2002 to
                                                        2003             2002       DECEMBER 31, 2003)
                                                     ------------    ------------    --------------
Revenues                                             $         --    $         --    $           --
                                                     ------------    ------------    --------------

Expenses:

   General and administrative                               1,831             988             2,819
                                                     ------------    ------------    --------------

      Total expenses                                        1,831             988             2,819
                                                     ------------    ------------    --------------

Net loss                                             $     (1,831)   $       (988)   $       (2,819)
                                                     ============    ============    ==============

Net loss per share, basic and diluted                $      (0.01)   $      (0.00)   $        (0.01)
                                                     ============    ============    ==============

Weighted average number of common
   shares outstanding, basic and diluted                  300,000         300,000           300,000
                                                     ============    ============    ==============


See notes to financial statements.

                      BRIGHTON INVESTMENT HOLDING CO., INC.
                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity


                                                                                              DEFICIT
                                                                                            ACCUMULATED
                                                     COMMON STOCK           ADDITIONAL       DURING THE              TOTAL
                                               -----------------------       PAID-IN         DEVELOPMENT         STOCKHOLDERS'
                                                 SHARES        AMOUNT        CAPITAL            STAGE               EQUITY
                                               ---------     ---------     ------------     --------------      --------------

Sale of common stock to three
   investors (two of which are both an
   officer and a director of the Company)
    at a price of $.10 per share                 300,000     $      30     $     29,970     $           --      $       30,000

Net loss for the period May 28, 2002
   to December 31, 2002                               --            --               --               (988)               (988)
                                               ---------     ---------     ------------     --------------      --------------

Balances, December 31, 2002                      300,000            30           29,970               (988)             29,012

Net loss for the year ended
   December 31, 2003                                  --            --               --             (1,831)             (1,831)
                                               ---------     ---------     ------------     --------------      --------------

Balances, December 31, 2003                      300,000     $      30     $     29,970     $       (2,819)     $       27,181
                                               =========     =========     ============     ==============      ==============


See notes to financial statements.

                      BRIGHTON INVESTMENT HOLDING CO., INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                        PERIOD MAY 28,   CUMULATIVE DURING
                                                        YEAR ENDED         2002 TO      THE DEVELOPMENT STAGE
                                                        DECEMBER 31,     DECEMBER 31,     (MAY 28, 2002 TO
                                                           2003              2002         DECEMBER 31, 2003)
                                                       ------------      ------------     ------------------
Cash flows from operating activities:

   Net loss                                            $     (1,831)     $       (988)        $     (2,819)
   Changes in assets and liabilities:
      Accounts payable and accrued expenses                    (587)              587                   --
                                                       ------------      ------------         ------------

         Net cash used for operating activities              (2,418)             (401)              (2,819)
                                                       ------------      ------------         ------------

Cash flows from investing activities                             --                --                   --
                                                       ------------      ------------         ------------

Cash flows from financing activities:

   Proceeds from sales of common stock                       17,500            12,500               30,000
   Deferred offering costs incurred                          (5,000)          (11,500)             (16,500)
                                                       ------------      ------------         ------------

   Net cash provided by  financing activities                12,500             1,000               13,500
                                                       ------------      ------------         ------------

Net increase in cash                                         10,082               599               10,681

Cash, beginning of period                                       599                --                   --
                                                       ------------      ------------         ------------

Cash, end of period                                    $     10,681      $        599         $     10,681
                                                       ============      ============         ============

Supplemental disclosures of cash flow information:

   Interest paid                                       $         --      $         --         $         --
                                                       ------------      ------------         ------------

   Income taxes paid                                   $         --      $         --         $         --
                                                       ------------      ------------         ------------


See notes to financial statements.

                      BRIGHTON INVESTMENT HOLDING CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003,
                         FOR THE PERIOD MAY 28, 2002 TO
                      DECEMBER 31, 2002 AND FOR THE PERIOD
              MAY 28, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2003

NOTE 1 - ORGANIZATION

Brighton Investment Holding Co., Inc. ("Brighton" or the "Company") was incorporated in the State of Delaware on May 28, 2002. The Company is a "blank check" company that plans to look for a suitable business to merge with or acquire.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The Company has been presented as a "development stage enterprise" in accordance with Statement of Financial Accounting Standards ("SFAS") No.7, "Accounting and Reporting by Development Stage Enterprises". Since inception, the Company's activities have been limited to organizational efforts, obtaining initial financing, and making filings with the Securities and Exchange Commission relating to the Company's public offering (see note 6).

Deferred offering costs - Deferred offering costs relating to the Company's public offering will be charged to additional paid-in capital upon the successful completion of the offering or expensed in the event that the offering is not completed.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments - The Company's financial instruments consist of cash and accounts payable and accrued expenses, which approximate fair value because of their short maturity.

Income taxes - The Company follows SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net loss per common share - Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding.

                      BRIGHTON INVESTMENT HOLDING CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003,
                         FOR THE PERIOD MAY 28, 2002 TO
                      DECEMBER 31, 2002 AND FOR THE PERIOD
              MAY 28, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2003


NOTE 3 - STOCKHOLDERS' EQUITY

In 2002, the Company sold 300,000 shares of its common stock at a price of $.10 per share, or $30,000 total. Three investors, two of which are both an officer and director of the Company, each executed a subscription agreement for the purchase of 100,000 shares. During the period ended December 31, 2002, the Company received $12,500 pursuant to the subscription agreements. In July 2003, the Company received the remaining $17,500 owed the Company pursuant to the subscription agreements.

NOTE 4 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

At December 31, 2003, deferred tax assets consist of:

   Net operating loss carryforwards                  $  958
   Less valuation allowance                            (958)
                                                   ---------

   Net                                             $       -
                                                   =========

Based on management `s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $958 attributable to the future utilization of $2,819 of net operating loss carryforwards as of December 31, 2003 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2003. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $988 in 2022 and $1,831 in 2023.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has been using as its office the offices of Arimoto, Ogasawara & Mo, of which Monita Mo, chief financial officer of the Company, is a principal, at no cost to the Company. Although there is no agreement between the parties, management expects this arrangement to continue until a business combination is effected.

                      BRIGHTON INVESTMENT HOLDING CO., INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003,
                         FOR THE PERIOD MAY 28, 2002 TO
                      DECEMBER 31, 2002 AND FOR THE PERIOD
              MAY 28, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2003


NOTE 6 - SUBSEQUENT EVENT

On February 13, 2004, the Company's registration statement involving a public offering of Company common stock (the "Offering") was declared effective by the Securities and Exchange Commission. The Offering is for the sale of 200,000 shares of the Company's common stock at a purchase price of $.50 per share. The shares shall be sold exclusively by the Company in a self-underwritten offering on an all or none basis for a period of ninety days. If the offering has not been sold within the first ninety days, the Offering may be extended an additional ninety days. All offering proceeds shall remain in escrow until the Company has completed a merger or acquisition according to the terms of Rule 419 of the Securities Act of 1933.

Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and deal allowances issued be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities", respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to the registration statement that includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The agreement(s) must include, as a condition precedent to their consummation, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that investors representing 80% of the Deposited Funds must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions that must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After the Company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition(s) is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro-rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to the investors on a pro-rata basis.

ITEM 8.A CONTROLS AND PROCEDURES

      Brighton's executive and principal financial officers have concluded that Brighton's disclosed controls and procedures as of December 31, 2003 are effective.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The officers and directors of Brighton, and further information concerning them are as follows:

Name(1)                        Age            Position
-------                        ---            --------
Geng Yannan                    41             President, Director

Gusheng Zhou                   58             Secretary, Director

Monita K. Mo                   44             Chief Financial Officer, Director
--------------------

(1) May be deemed "Promoters" of the Brighton, as that term is defined under the Securities Act of 1933.

BIOGRAPHY

      Geng Yannan, President and director, has been a Vice President at US Asia Cultural Media Group as head of the Asia Pacific Division since 2000. From 1999 to 2000 she was employed by US CAG International Film Co., in the China Division. From 1997 to 1984, Ms. Yannan was employed by Shanghai Television as a news anchor.

      Ms. Yannan attended the University of Beijing Broadcasting and received a degree in Journalism. From 1997 to 1999 she attended San Antonio College as a full time student on a visiting scholarship. She has been President of Brighton since inception.

      Gusheng Zhou, Secretary and a director, has been a Director at Ancogen, Inc. since 2001 where he participates in the development of monoclonal antibody, macro and micro-array technology to measure antibodies, antigen and small molecules. From 1999 to 2001 he was the President at W & E Trading Corp.
overseeing the Company's overall operation in the gift import and wholesale area. From 1995 to 1997 he was the Vice President of Talking Mouse Inc. where he was in charge of the US operation to develop voice recognition technology.

      Mr. Zhou attended Fudan University in China from where he received a Bachelor of Science of Nuclear Physics. He also attended the City University of New York from 1981 to 1983, receiving a Master of Science of Physics. He has been Secretary and director of Brighton since inception.

      Monita K. Mo., Chief Financial Officer and director, has been a partner at the accounting firm of Arimoto, Ogasanara & Mo since 1990. Ms. Mo serves as an advisor on tax and accounting matters.

      Ms. Mo attended Baruch College, receiving a BA in accounting and an MS in taxation. She has been treasurer and a director of Brighton since inception

      Brighton has adopted a code of ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. Brighton will provide any person without charge, upon request, a copy of such code of ethics and explain the manner in which such request may be made.

      Brighton does not have a separately designated standing audit committee. The entire board of directors acts as its audit committee. Brighton does not have an audit committee "financial expert" as defined in Item 401(e) of Regulation S-B because it does not have the necessary funds required to attract such a financial expert to serve on its board.

ITEM 10.  EXECUTIVE COMPENSATION

      No officer or director of Brighton has received any cash remuneration since Brighton's inception, and none received or accrued any remuneration from Brighton at the completion of the initial public offering. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than twenty hours per month to Brighton's affairs.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of Brighton's Common Stock as of December 31, 2003 by (i) each person who is known by Brighton to own beneficially more than 5% of Brighton's outstanding Common Stock; (ii) each of Brighton's officers and directors; and (iii) all directors and officers of Brighton as a group. It also includes the percent to be owned before and after Brighton's initial public offering.

                                                                   PERCENT OF
NAME/ADDRESS     SHARES OF                 PERCENT OF             CLASS OWNED
BENEFICIAL       COMMON STOCK              CLASS OWNED               AFTER
OWNER            BENEFICIALLY OWNED        BEFORE OFFERING          OFFERING
-------------------------------------------------------------------------------
Geng Yannan       100,000                      33.3%                  20%

Gusheng Zhou      100,000                      33.3%                  20%

Qiang Liu         100,000                      33.3%                  20%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There are no relationships or transactions required to be disclosed under this Item.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      Form 8-K filed on April 19, 2004 regarding a change in the Company's auditors.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      BRIGHTON INVESTMENT HOLDING CO., INC.

By   Geng Yannan
Geng Yannan, President

Date April 14, 2004

      In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   Geng Yannan
     Geng Yannan, President, Director

Date April 14, 2004

                                           * * *
By   Gusheng Zhou
     Gusheng Zhou, Secretary, Director

Date April 14, 2004

                                           * * *
By   Monita K. Mo
     Monita K. Mo, CFO, Director

Date April 14, 2004

                                           * * *



      Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

      No annual report or proxy material has been sent to security holders.