Form 10QSB
period 2004-03-31
BRIGHTON INVESTMENT HOLDING CO INC
filed 2004-08-17
CIK 1261656

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31,2004

Commission File Number 333-108428

BRIGHTON INVESTMENT HOLDING CO., INC.
(Name of Small Business Issuer in Its Charter)

Delaware    03-0451485
(State of Incorporation)    (IRS Identification Number)

275 Fifth Avenue, New York, New York 10001
(Address of principal executive offices)(Zip Code)

(212) 447-6538
(Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

As of May 25, 2004 there were 300,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

BRIGHTON INVESTMENT HOLDING CO., INC.
FORM 10-QSB
March 31, 2004

INDEX

                                       PAGE
PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheet -
March 31, 2004 and December 31, 2003

Statements of Operations
Three Months Ended March 31, 2004

Statements of Cash Flows
Three Months Ended March 31, 2004

Item 2 - PLAN OF OPERATION

PART II- OTHER INFORMATION

THE BRIGHTON CORP.
FORM 10-QSB
MARCH 31, 2004

PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2004	2003
	(Unaudited)

Assets

Current assets:
Cash	$10,004	$10,681

Total current assets	10,004	10,681

Other assets:
Deferred offering costs	20,000	16,500

Total assets	$30,004	$27,181

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$4,148	$-

Total current liabilities	4,148	-

Other liabilities	-	-

Total liabilities	4,148	-

Stockholders' equity:
Preferred stock, $.0001 par value;
5,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value; 30,000,000 shares
authorized, 300,000 shares issued and outstanding	30	30
Additional paid-in capital	29,970	29,970
Deficit accumulated during the development stage	(4,144)	(2,819)

Total stockholders' equity	25,856	27,181

Total liabilities and stockholders' equity	$30,004	$27,181

See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
			Cumulative During
	Three Months Ended		the Development Stage
	March 31,		(May 28, 2002 to
	2004	2003	March 31, 2004)

Revenues	$-	$-	$-

Expenses:
General and administrative	1,325	-	4,144

Total expenses	1,325	-	4,144

Net loss	$(1,325)	$-	$(4,144)

Net loss per share, basic and diluted	$(0.00)	$0.00

Weighted average number of common
shares outstanding, basic and diluted	300,000	300,000
See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			Cumulative During
	Three Months Ended		the Development Stage
	March 31,		(May 28, 2002 to
	2004	2003	March 31, 2004)

Cash flows from operating activities:
Net loss	$(1,325)	$-	$(4,144)
Changes in assets and liabilities:
Accounts payable and accrued expenses	4,148	-	4,148

Net cash provided by (used for)
operating activities	2,823	-	4

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	-	30,000
Deferred offering costs incurred	(3,500)	-	(20,000)

Net cash provided by (used for)
financing activities	(3,500)	-	10,000

Net increase (decrease) in cash	(677)	-	10,004

Cash, beginning of period	10,681	599	-

Cash, end of period	$10,004	$599	$10,004

Supplemental disclosures of
cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended
March 31, 2004 and 2003
and For the Period
May 28, 2002 (Date of Inception) to March 31, 2004

Note 1 – Interim Financial Statements

The unaudited financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three month periods ended March 31, 2004 and 2003. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2003 as included in our report on Form 10-KSB.

Note 2 - Organization

Brighton Investment Holding Co., Inc. (“Brighton” or the “Company”) was incorporated in the State of Delaware on May 28, 2002. The Company is a “blank check” company that plans to look for a suitable business to merge with or acquire.

Note 3 – Public Offering

On February 13, 2004, the Company’s registration statement involving a public offering of Company common stock (the ”Offering”) was declared effective by the Securities and Exchange Commission. The Offering is for the sale of 200,000 shares of the Company’s common stock at a purchase price of $.50 per share. The shares shall be sold exclusively by the Company in a self-underwritten offering on an all or none basis for a period of ninety days. If the offering has not been sold within the first ninety days, the Offering may be extended an additional ninety days. All offering proceeds shall remain in escrow until the Company has completed a merger or acquisition according to the terms of Rule 419 of the Securities Act of 1933.

Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and deal allowances issued be deposited into an escrow or trust account (the “Deposited Funds” and “Deposited Securities”, respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to the registration statement that includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The agreement(s) must include, as a condition precedent to their consummation, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that investors representing 80% of the Deposited Funds must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions that must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After the Company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition(s) is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro-rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to the investors on a pro-rata basis.

As of May 20, 2004, no offering proceeds have been deposited in the escrow account.

ITEM 2. PLAN OF OPERATION

Brighton does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing business combinations are being paid with money in Brighton's treasury, and not with proceeds received from Brighton's initial public offering.

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

Investors should note that any merger or acquisition effected by Brighton can be expected to have a significant dilutive effect on the percentage of shares held by Brighton's then-shareholders, including purchasers in its public offering. On the consummation of a business combination, the target business will have significantly more assets than Brighton; therefore, management plans to offer a controlling interest in Brighton to the target business.

Brighton will attempt to structure any acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of Brighton would retain less than 20% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders.

Management anticipates that it may be able to effect only one potential business combination, due primarily to Brighton's limited financing. As a result, Brighton will not be able to offset potential losses from one venture against gains from another.

The analysis of business combinations was undertaken by the officers and directors of Brighton, none of whom is a professional business analyst. In analyzing prospective business combinations, management considered such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products; name identification; and other relevant factors.

Management will not actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with any proposed merger.

The securities to be issued in a merger shall be issued in reliance on exemptions from registration under applicable federal and state securities laws.
The terms of the merger will be based upon the respective needs and desires of Brighton and the target company and the relative negotiating strength of Brighton and such other management.

Brighton has adopted a policy that it will not pay a finder's fee to any member of management for locating a merger or acquisition candidate. No member of management intends to or may seek and negotiate for the payment of finder's fees.
Brighton does not intend to raise any additional capital prior to consummation of a business combination.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTON INVESTMENT HOLDING CO., INC.

      By: /s/Geng Yannan
           Geng Yannan, President

Dated:    By: /s/Geng Yannan
       Geng Yannan, President, Director

Dated:    By: /s/Gusheng Zhou
       Gusheng Zhou, Secretary, Director

Dated:    By: /s/Monita Mo
       Monita Mo, Chief Financial Officer and Director