Form 10QSB
period 2004-06-30
BRIGHTON INVESTMENT HOLDING CO INC
filed 2004-08-17
CIK 1261656

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes X  No

As of August 12, 2004 there were 300,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

BRIGHTON INVESTMENT HOLDING CO., INC.
FORM 10-QSB
June 30, 2004

INDEX

                                       PAGE
PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheet -
June 30, 2004 and December 31, 2003

Statements of Operations
Six Months Ended June 30, 2004

Statements of Cash Flows
Six Months Ended June 30, 2004

Item 2 - PLAN OF OPERATION

Item 3 - CONTROLS AND PROCEDURES

Item 6 – EXHIBITS AND REPORTS ON FORM 8-K

PART II- OTHER INFORMATION

BRIGHTON INVESTMENT HOLDING CO., INC.
FORM 10-QSB
JUNE 30, 2004

PART 1 - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2004	2003

	(Unaudited)

Assets

Current assets:
Cash	$6,243	$10,681

Total current assets	6,243	10,681

Other assets:
Deferred offering costs	20,000	16,500

Total assets	$26,243	$27,181

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$-	$-

Total current liabilities	-	-

Other liabilities	-	-

Total liabilities	-	-

Stockholders' equity:
Preferred stock, $.0001 par value;
5,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value; 30,000,000 shares
authorized, 300,000 shares issued and outstanding	30	30
Additional paid-in capital	39,970	29,970
Deficit accumulated during the development stage	(13,757)	(2,819)

Total stockholders' equity	26,243	27,181

Total liabilities and stockholders' equity	$26,243	$27,181

See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
	Three Months Ended		Six Months Ended		Stage
	June 30,		June 30,		(May 28, 2002 to

	2004	2003	2004	2003	June 30, 2004)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative	9,613	-	10,938	-	13,757

Total expenses	9,613	-	10,938	-	13,757

Net loss	$(9,613)	$-	(10,938)	-	$(13,757)

Net loss per share,
basic and diluted	$(0.04)	$0.00	$(0.04)	$0.00

Weighted average number
of common shares
outstanding, basic
and diluted	300,000	300,000	300,000	300,000

See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

					Cumulative
					During the
					Development
	Three Months Ended		Six Months Ended		Stage
	March 31,		June 30,		(May 28, 2002 to

	2004	2003	2004	2003	June 30, 2004)

Cash flows from operating activities:
Net loss	$(9,613)	$-	$(10,938)	$-	$(13,757)
Changes in assets and liabilities:
Accounts payable and
accrued expenses	(4,148)	-	-	-	-

Net cash provided by (used for)
operating activities	(13,761)	-	(10,938)	-	(13,757)

Cash flows from investing activities	-	-	-	-	-

Cash flows from financing activities:
Proceeds from sales
of common stock	-	-	-	-	30,000
Additional capital contribution	10,000	-	10,000	-	10,000
Deferred offering costs incurred	-	-	(3,500)	-	(20,000)

Net cash provided by (used for)
financing activities	10,000	-	6,500	-	20,000

Net increase (decrease) in cash	(3,761)	-	(4,438)	-	6,243

Cash, beginning of period	10,004	599	10,681	599	-

Cash, end of period	$6,243	$599	$6,243	$599	$6,243

Supplemental disclosures of
cash flow information:
Interest paid	$-	$-	$-	$-	$-

Income taxes paid	$-	$-	$-	$-	$-

See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended
June 30, 2004 and 2003
and For the Period
May 28, 2002 (Date of Inception) to June 30, 2004

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for the three and six month periods ended June 30, 2004 and 2003. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

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

Note 3 – Public Offering

On February 13, 2004, the Company’s registration statement involving a public offering of Company common stock (the ”Offering”) was declared effective by the Securities and Exchange Commission. The Offering, which was completed in July 2004, was for the sale of 200,000 shares of the Company’s common stock at a purchase price of $.50 per share. The shares were sold exclusively by the Company in a self-underwritten offering on an all or none basis. The $100,000 in offering proceeds will remain in escrow until the Company has completed a merger or acquisition according to the terms of Rule 419 of the Securities Act of 1933.

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

At such time as the Rule 419 requirements have been met and the escrow agent releases the Deposited Funds and Deposited Securities, the Company will record the released amount, less the $20,000 deferred offering costs, as stockholders’ equity.

Note 4 – Subsequent Event

On July 21, 2004, an investor purchased from the three stockholders of the Company a total of 225,000 shares of Company common stock. Also, on July 21, 2004, the three officers and directors of the Company resigned their positions and this investor and his wife were appointed new officers of the Company.

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

Item 3. CONTROLS AND PROCEDURES

    Brighton maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Brighton’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.  Management, including our Chief Executive Officer along with the Chief Financial Officer, concluded that our disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management’s control objectives.

    Brighton has carried out an evaluation, under the supervision and with the participation of Brighton’s management, including Brighton’s Chief Executive Officer along with the our Principal Financial Officer, of the effectiveness of the design and operation of Brighton’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon the foregoing, as of June 30, 2004, our Chief Executive Officer along with the Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Brighton (including its consolidated subsidiaries) required to be included in Brighton’s Exchange Act reports. There has been no change during Brighton’s fiscal quarter ended June 30, 2004 in our internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

A Report on Form 8-K was filed with the Commission on August 17, 2004 regarding Changes in control of Brighton and the resignation of directors

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                BRIGHTON INVESTMENT HOLDING CO., INC.

               By: /s/ Michael Curtis
                       Michael Curtis, President, Director
Dated: