Form 10QSB
period 2004-09-30
BRIGHTON INVESTMENT HOLDING CO INC
filed 2004-11-19
CIK 1261656

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission File Number 000-50665

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

Yes X   No

As of November 15, 2004 there were 300,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

BRIGHTON INVESTMENT HOLDING CO., INC.
FORM 10-QSB
September 30, 2004

INDEX

PART I - FINANCIAL INFORMATION	PAGE
Item 1 - FINANCIAL STATEMENTS (UNAUDITED)
Balance Sheet -
September 30, 2004 and December 31, 2003

Statements of Operations -
Three and Nine Months Ended September 30, 2004

Statements of Cash Flows -
Three and Nine Months Ended September 30, 2004

Notes to Financial Statements -
Three and Nine Months Ended September 30, 2004

Item 2 - PLAN OF OPERATION

Item 3 - CONTROLS AND PROCEDURES

PART II- OTHER INFORMATION
Item 1 - LEGAL PROCEEDINGS

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3 - DEFAULTS UPON SENIOR SECURITIES

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5 - OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

BRIGHTON INVESTMENT HOLDING CO., INC.
FORM 10-QSB
SEPTEMBER 30, 2004

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets

Current assets:
Cash	$5,484	$10,681
Restricted cash held in escrow account	100,000	-

Total current assets	105,484	10,681

Other assets:
Deferred offering costs	-	16,500

Total assets	$105,484	$27,181

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$-	$-

Total current liabilities	-	-

Other liabilities	-	-

Total liabilities	-	-

Common stock subject to possible redemption;
200,000 shares at redemption value	100,000	-

Stockholders' equity:
Preferred stock, $.0001 par value;
5,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value; 30,000,000 shares
authorized, issued and outstanding 500,000 shares
(including 200,000 shares subject to possible
redemption) and 300,000 shares, respectively	50	30
Additional paid-in capital	19,950	29,970
Deficit accumulated during the development stage	(14,516)	(2,819)

Total stockholders' equity	5,484	27,181

Total liabilities and stockholders' equity	$105,484	$27,181

See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
	Three Months Ended		Nine Months Ended		Stage
	September 30,		September 30,		(May 28, 2002 to
	2004	2003	2004	2003	September 30, 2004)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative	759	-	11,697	-	14,516

Total expenses	759	-	11,697	-	14,516

Net loss	$(759)	$-	(11,697)	-	$(14,516)

Net loss per share,
basic and diluted	$(0.00)	$0.00	$(0.03)	$0.00

Weighted average number
of common shares
outstanding, basic
and diluted	433,333	300,000	344,444	300,000

See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

					Cumulative
					During the
					Development
	Three Months Ended		Nine Months Ended		Stage
	September 30,		September 30,		(May 28, 2002 to
	2004	2003	2004	2003	September 30, 2004)

Cash flows from operating activities:
Net loss	$(759)	$-	$(11,697)	$-	$(14,516)
Changes in assets and liabilities:
Accounts payable and
accrued expenses	-	-	-	-	-

Net cash provided by (used for)
operating activities	(759)	-	(11,697)	-	(14,516)

Cash flows from investing activities	-	-	-	-	-

Cash flows from financing activities:
Proceeds from sales
of common stock	-	-	-	-	30,000
Additional capital contribution	-	-	10,000	-	10,000
Deferred offering costs incurred	-	-	(3,500)	-	(20,000)

Net cash provided by (used for)
financing activities	-	-	6,500	-	20,000

Net increase (decrease) in cash	(759)	-	(5,197)	-	5,484

Cash, beginning of period	6,243	599	10,681	599	-

Cash, end of period	$5,484	$599	$5,484	$599	$5,484

Supplemental disclosures of
cash flow information:
Interest paid	$-	$-	$-	$-	$-

Income taxes paid	$-	$-	$-	$-	$-

Schedule of non-cash financing activities:
Proceeds from public offering included
in restricted cash held
in escrow account	$100,000	$-	$100,000	$-	$100,000

See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended
September 30, 2004 and 2003
and For the Period
May 28, 2002 (Date of Inception) to September 30, 2004
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

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

NOTE 2 - ORGANIZATION

Brighton Investment Holding Co., Inc. (“Brighton” or the “Company”) was incorporated in the State of Delaware on May 28, 2002. The Company is a “blank check” company that is looking for a suitable business to merge with or acquire. The Company is in discussions with one such business but has not reached a binding agreement as of November 16, 2004.

NOTE 3 - PUBLIC OFFERING

On February 13, 2004, the Company’s registration statement involving a public offering of Company common stock (the ”Offering”) was declared effective by the Securities and Exchange Commission. The Offering, which was completed in July 2004, was for the sale of 200,000 shares of the Company’s common stock at a purchase price of $.50 per share. The shares were sold exclusively by the Company in a self-underwritten offering on an all or none basis. The $100,000 in offering proceeds will remain in escrow until on an all or none basis. The $100,000 in offering proceeds will remain in escrow until the Company has completed a merger or acquisition according to the terms of Rule 419 of the Securities Act of 1933.

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

The analysis of business combinations will be undertaken by the officers and directors of Brighton, none of whom is a professional business analyst. In analyzing prospective business combinations, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products; name identification; and other relevant factors.

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

Item 3. CONTROLS AND PROCEDURES

Brighton maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Brighton’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.  Management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management’s control objectives.

Brighton has carried out an evaluation, under the supervision and with the participation of Brighton’s management, including Brighton’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Brighton’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon the foregoing, as of September 30, 2004, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Brighton required to be included in Brighton’s Exchange Act reports. There has been no change during Brighton’s fiscal quarter ended September 30, 2004 in our internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 302

32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906

(b) Reports on Form 8-K

A Report on Form 8-K was filed with the Commission in August 2004 regarding Changes in control of Brighton and the resignation of directors.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTON INVESTMENT HOLDING CO., INC.

By: /s/ Michael Curtis
Michael Curtis, President, Director

Dated: 11/17/2004