Form 10KSB
period 2004-12-31
BRIGHTON INVESTMENT HOLDING CO INC
filed 2005-04-15
CIK 1261656

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2004.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. 0

The aggregate market value of the voting stock held by non-affiliates of the registrant is $0.

As of December 31, 2004 there were 300,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

BRIGHTON INVESTMENT HOLDING CO., INC.
10-KSB
December 31, 2004

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

Brighton's initial public offering consisted of 200,000 shares of common stock being offered at a purchase price of $.50 per share.

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

On September 14, 2004, Brighton entered into a merger agreement with Impact Medical Solutions, Inc., a Nevada corporation. Pursuant to the terms of this merger agreement, IMS will be merged into Brighton, with Brighton as the surviving entity. At the closing of the merger, all outstanding shares of IMS shall be surrendered to the transfer agent, and one share of Brighton common stock surrendered. As of April 1, 2005, IMS had 14,458,560 shares of common stock. Current Brighton shareholders, including shareholders from Brighton’s public offering whose shares are currently held in escrow, will retain their shares. As a result, upon consummation of merger, current shareholders of IMS will hold 96.7% of the surviving entity, with current Brighton shareholders holding 3.3%. In the event the merger is not consummated by August 13, 2005, all escrowed funds, less 10%, will be retained to investors, and Brighton will not be able to engage in another merger.

IMS is a healthcare technology company. Its first product is the Muscle Patter Recognition (“MPR”) System, a non-invasive, bio-mechanically and mathematically based evaluation system that can differentiate between normal and abnormal muscle function as it relates to the back and neck. IMS had sales revenues of $0 in 2003 and $0 in 2004. IMS had a net loss of $733,248 in 2004 and $181,023 in 2003. Research and development expenses increased from $47,917 in 2003 to $119,372 in 2004. As December 31, 2004, we had cash and cash equivalents of $329,268.

Brighton does not currently engage in any business activities which provide any cash flow. Persons who purchased shares in Brighton's initial public offering and other shareholders will not have much opportunity to participate in identifying, investigation or analyzing merger candidate. Brighton’s proposed business is sometimes referred to as a "blank check" company because investors entrust their investment monies to Brighton’s management before they have a chance to analyze any ultimate use to which their money may be put. Substantially all of Brighton’s initial public offering are intended to be utilized generally to effect a business combination. Rule 419 states that prospective investors who invest in Brighton will have an opportunity to evaluate the specific merits or risks of only the business combination management decides to enter into.

Although Brighton is subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes Brighton is not subject to regulation under the Investment Company Act of 1940. The regulatory scope of the Investment Company Act of 1940, as amended, was enacted principally for the purpose of regulatory vehicles for pooled investments in securities, extends generally to companies primarily in the business of investing, reinvesting, owning, holding or trading securities. However, the Investment Company Act may also be deemed to be applicable to a Company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definition of the scope of certain provisions of the Investment Company Act. Brighton believes that its principle activities will not subject it to regulation under the Investment Company Act. Nevertheless, there can be no assurances that Brighton will not be deemed to be an Investment Company. In the event Brighton is deemed to be an Investment Company, Brighton may be subject to certain restrictions relating to Brighton’s activities, including restrictions on the nature of its investments and the issuance of securities. Brighton has obtained no formal determination from the Securities and Exchange Commission as to the status of Brighton under the Investment Company Act of 1940.

Brighton presently has no employees.

Brighton is currently engaged in its initial public offering. It has not yet begun to look for a merger candidate.

Brighton intends to structure any future merger in such a manner as to minimize federal and state tax consequences to Brighton and any target company.

Item 2.	PROPERTIES

Brighton is presently using the offices of Monita Mo, a former officer of Brighton, at no cost to Brighton. Such arrangement is expected to continue until a business combination is effected, including effectiveness of a post-effective amendment and shareholder reconfirmation.

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

There is no established public trading market for Brighton’s common shares. As of December 31, 2004, there were 300,000 shares of common stock outstanding. The par value per share is $.0001. Brighton has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future. Pursuant to its initial public offering, Brighton is offering 200,000 shares of common stock at $.50 per share.

Item 6.	PLAN OF OPERATION

Brighton does not currently engage in any business activities which provide any cash flow. Brighton completed its initial public offering of $100,000 on August 12, 2004. Since that time, 10% or $10,000 has been released to the company.

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

On September 14, 2004, Brighton entered into a merger agreement with Impact Medical Solutions, Inc., a Nevada corporation in the healthcare information technology, IMS has a single product, the Muscle Pattern Recognition System, a system designed to discriminate between normal and abnormal muscle patterns. To date, IMS has no sales revenues. IMS seeks to market its MPR systems to doctors, hospitals and insurance companies. Pursuant to the Merger Agreement with IMS, current shareholders of IMS will surrender their shares to the transfer agent and will be issued a total of 14,458,560 shares of Brighton on a pro rata basis. As a result, IMS shareholders will hold 96.7% of the shares of the surviving entity.

Upon consummation of a merger with IMS, there will be a change in control in Brighton which will result in the resignation or removal of Brighton’s present officers and directors.

Investors should note that any merger or acquisition effected by Brighton can be expected to have a significant dilutive effect on the percentage of shares held by Brighton’s then-shareholders, including purchasers in this offering. Upon the consummation of a business combination with IMS, current Brighton shareholders will hold 3.3% of the surviving entity. Brighton has attempted to structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of IMS to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of Brighton, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would be likely to result in significant dilution in the equity of such shareholders.

Management anticipates that it may be able to effect only one potential business combination, due primarily to Brighton’s limited financing. As a result, Brighton will not be able to offset potential losses from one venture against gains from another.

An analysis of a merger with IMS was undertaken by the officers and directors of Brighton, none of whom is a professional business analyst. In analyzing prospective business combinations, management considered such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance or products; name identification; and other relevant factors.

Management did not actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with any proposed merger.

Brighton management believes that the securities to be issued in a merger with IMS will be issued in reliance on exemptions from registration under applicable federal and state securities laws.

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

I have audited the accompanying balance sheets of Brighton Investment Holding Co., Inc. (the Company), a development stage company, as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003 and for the period May 28, 2002 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brighton Investment Holding Co., Inc., a development stage company, as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period May 28, 2002 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
March 25, 2005

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Balance Sheets

	December 31,
	2004	2003
Assets
Current assets:
Cash	$4,320	$10,681
Restricted cash held in escrow account	100,000	-

Total current assets	104,320	10,681

Other assets:
Deferred offering costs	-	16,500

Total assets	$104,320	$27,181

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$151	$-

Total current liabilities	151	-

Other liabilities	-	-

Total liabilities	151	-

Common stock subject to possible redemption;
200,000 shares at redemption value	90,000	-

Stockholders' equity:
Preferred stock, $.0001 par value;
5,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value; 30,000,000 shares
authorized, issued and outstanding 500,000 shares
(including 200,000 shares subject to possible
redemption) and 300,000 shares, respectively	50	30
Additional paid-in capital	29,950	29,970
Deficit accumulated during the development stage	(15,831)	(2,819)

Total stockholders' equity	14,169	27,181

Total liabilities and stockholders' equity	$104,320	$27,181

See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Statements of Operations

			Cumulative During
			the Development Stage
	Year Ended December 31,		(May 28, 2002 to
	2004	2003	December 31, 2004)

Revenues	$-	$-	$-

Expenses:
General and administrative	13,012	1,831	15,831

Total expenses	13,012	1,831	15,831

Net loss	$(13,012)	$(1,831)	$(15,831)

Net loss per share, basic and diluted	$(0.03)	$(0.01)

Weighted average number of common
shares outstanding, basic and diluted	383,333	300,000

See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Sale of common stock to three
investors (two of which are both an
officer and a director of the Company)
at a price of $.10 per share	300,000	$30	$29,970	$-	$30,000

Net loss for the period May 28, 2002
to December 31, 2002	-	-	-	(988)	(988)

Balances, December 31, 2002	300,000	30	29,970	(988)	29,012

Net loss for the year ended
December 31, 2003	-	-	-	(1,831)	(1,831)

Balances, December 31, 2003	300,000	30	29,970	(2,819)	27,181

Capital contribution in June 2004	-	-	10,000	-	10,000

Sale of common stock (subject to
possible redemption) in public
offering closed in July 2004
($100,000 gross proceeds less
$90,000 subject to possible
redemption less offering
costs of $20,000)	200,000	20	(10,020)	-	(10,000)

Net loss for the year ended
December 31, 2004	-	-	-	(13,012)	(13,012)

Balances, December 31, 2004	500,000	$50	$29,950	$(15,831)	$14,169

See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative During
			the Development Stage
	Year Ended Deecmber 31,		(May 28, 2002 to
	2004	2003	December 31, 2004)

Cash flows from operating activities:
Net loss	$(13,012)	$(1,831)	$(15,831)
Changes in assets and liabilities:
Accounts payable and accrued expenses	151	(587)	151

Net cash used for operating activities	(12,861)	(2,418)	(15,680)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	17,500	30,000
Capital contribution	10,000	-	10,000
Deferred offering costs incurred	(3,500)	(5,000)	(20,000)

Net cash provided by financing activities	6,500	12,500	20,000

Net increase (decrease) in cash	(6,361)	10,082	4,320

Cash, beginning of period	10,681	599	-

Cash, end of period	$4,320	$10,681	$4,320

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Schedule of non-cash financing activity:
Restricted cash held in escrow account
received in connection with public offering
of common stock (subject to possible
redemption)	$100,000	$-	$100,000

See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Notes to Financial Statements
For the Years Ended December 31, 2004 and 2003
and For the Period May 28, 2002 (Date of Inception)
to December 31, 2004

NOTE 1 - ORGANIZATION

Brighton Investment Holding Co., Inc. (“Brighton” or the “Company”) was incorporated in the State of Delaware on May 28, 2002. The Company is a “blank check” company seeking a suitable business to merge with or acquire.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - The Company has been presented as a “development stage enterprise” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. Since inception, the Company’s activities have been limited to organizational efforts, obtaining initial financing, conducting its public offering (see note 4), and searching for a business combination.

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

Fair value of financial instruments - The Company’s financial instruments consist of cash and accounts payable and accrued expenses, which approximate fair value because of their short maturity.

Income taxes - Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net loss per common share - Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding.

NOTE 3 - STOCKHOLDERS’ EQUITY

In 2002, the Company sold 300,000 shares of its common stock at a price of $.10 per share, or $30,000 total. Three investors, two of which were both an officer and director of the Company, each executed a subscription agreement for the purchase of 100,000 shares. During the period ended December 31, 2002, the Company received $12,500 pursuant to the subscription agreements. In July 2003, the Company received the remaining $17,500 owed the Company pursuant to the subscription agreements.

On July 21, 2004, an investor purchased from the three stockholders of the Company a total of 225,000 shares of Company common stock. Also, on July 21, 2004, the three officers and directors of the Company resigned their positions and this investor and his wife were appointed new officers and directors of the Company.

NOTE 4 - PUBLIC OFFERING

On February 13, 2004, the Company’s registration statement involving a public offering of Company common stock (the ”Offering”) was declared effective by the Securities and Exchange Commission (the “SEC”). The Offering, which was completed in July 2004, was for the sale of 200,000 shares of the Company’s common stock at a purchase price of $.50 per share. The shares were sold exclusively by the Company in a self-underwritten offering on an all or none basis. The $100,000 in offering proceeds (less $10,000) will remain in escrow until the Company has completed a merger or acquisition according to the terms of Rule 419 of the Securities Act of 1933.

Rule 419 requires that offering proceeds after deduction for underwriting commissions, underwriting expenses and deal allowances and securities issued be deposited into an escrow or trust account (the “Deposited Funds” and “Deposited Securities”, respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to the registration statement that includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The agreement(s) must include, as a condition precedent to their consummation, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that investors representing 80% of the Deposited Funds must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions that must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After the Company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition(s) is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro-rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to the investors on a pro-rata basis.

NOTE 5 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

At December 31, 2004, deferred tax assets consist of:

Net operating loss carryforwards	$ 5,383
Less valuation allowance	(5,383)

Net	$ -

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $5,383 attributable to the future utilization of $15,831 of net operating loss carryforwards as of December 31, 2004 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2004. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $988 in 2022, $1,831 in 2023, and $13,012 in 2024.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 - AGREEMENT AND PLAN OF MERGER

On September 15, 2004, the Company executed an Agreement and Plan of Merger (the “Merger Agreement”) with Impact Medical Solutions, Inc. (“Impact”). Among other things, the Merger Agreement provides that, subject to satisfaction of certain conditions, Brighton and Impact will merge and each share of Impact Common Stock (Impact has represented that there were 14,262,000 shares of Impact Common Stock outstanding at September 15, 2004) shall be converted into one share of Brighton Common Stock. The Merger Agreement also provides that consummation of the Merger (the “Closing”) shall be held on the second business day after satisfaction of the last to be satisfied of the conditions set forth in the Merger Agreement. The Merger Agreement also provides that either party may terminate the Merger Agreement if the Closing has not occurred on before December 31, 2004.

Among other things, the conditions required to be satisfied precedent to closing include (1) Impact’s delivery to Brighton of audited financial statements for its fiscal years ended September 30, 2004 and 2003, (2) a Brighton Post-Effective Amendment being declared effective by the SEC, and (3) Brighton shareholders representing a minimum of 80% of the offering proceeds of Brighton’s public offering reconfirming their investments in accordance with Rule 419 of the Securities Act of 1933 (see note 4).

As of March 25, 2005, the Company has not yet received the required Impact audited financial statements.

NOTE 7 - CONTINGENCY

The Company has been using its president’s residence as its office, at no cost to the Company. Although there is no agreement between the parties, management expects this arrangement to continue until a business combination is effected.

NOTE 8 - SUBSEQUENT EVENT

Restricted cash release - In March 2005, the escrow agent of the Company’s public offering transferred $10,000 of the restricted cash held in escrow account to the Company.

Item 8A	CONTROLS AND PROCEDURES

Brighton’s executive and principal financial officers have concluded that Brighton’s disclosed controls and procedures as of December 31, 2004 are effective.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS

The officers and directors of Brighton, and further information concerning them are as follows:

Name	Age	Position

Michael Curtis	50	President, Chief Financial, Director

Christine Lefebvre	44	Secretary, Director

Geng Yannan(1)	41

Gusheng Zhou(1)	58

Monita K. Mo(1)	44
___________________
(1) Resigned August 6, 2004.

Biography

Michael Curtis has been President, Chief Financial Officer and director of Brighton since August 2004. In 1993, Mr. Curtis founded Cardwell Capital Corporation, a private investment and trading firm. Mr. Curtis has served as president of Cardwell since 1993. He is the husband of Marie Lefebvre, secretary and a director of Brighton.

Christie Lefebvre has been Secretary and a director of Brighton since August 2003. Since 1990, Ms. Lefebvre has been Controller of Groupe Lefebvre MRP Inc., a road construction company located in Canada. She is the wife of Michael Curtis, President, CFO and a director of Brighton.

Geng Yannan, has been a Vice President at US Asia Cultural Media Group as head of the Asia Pacific Division since 2000. From 1999 to 2000 she was employed by US CAG International Film Co., in the China Division. From 1997 to 1984, Ms. Yannan was employed by Shanghai Television as a news anchor.

Ms. Yannan attended the University of Beijing Broadcasting and received a degree in Journalism. From 1997 to 1999 she attended San Antonio College as a full time student on a visiting scholarship. She resigned as President and director of Brighton in August 2004.

Gusheng Zhou, has been a Director at Ancogen, Inc. since 2001 where he participates in the development of monoclonal antibody, macro and micro-array technology to measure antibodies, antigen and small molecules. From 1999 to 2001 he was the President at W & E Trading Corp. overseeing the Company's overall operation in the gift import and wholesale area. From 1995 to 1997 he was the Vice President of Talking Mouse Inc. where he was in charge of the US operation to develop voice recognition technology.

Mr. Zhou attended Fudan University in China from where he received a Bachelor of Science of Nuclear Physics. He also attended the City University of New York from 1981 to 1983, receiving a Master of Science of Physics. He resigned as Secretary and director of Brighton in August 2004.

Monita K. Mo., has been a partner at the accounting firm of Arimoto, Ogasanara & Mo since 1990. Ms. Mo serves as an advisor on tax and accounting matters.

Ms. Mo attended Baruch College, receiving a BA in accounting and an MS in taxation. She resigned as Chief Financial Officer and director of Brighton in August 2004.

Compliance with Section 16(a) of the Exchange Act

The following persons are officers, directors and/or beneficial owners of 10% or more of Brighton’s common stock that have not filed on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during prior fiscal years.

Name	Number of Late reports	Number of transactions not filed on timely basis	Failure to file form
Geng Yannan	0	0	2
Gusheng Zhou	0	0	2
Monita K. Mo	0	0	2
Michael Curtis	0	0	2
Christine Lefebvre	0	0	2

Code of Ethics

Brighton has adopted a code of ethics that applies to its principal executive officers, principal financial officer and principal accounting officer. Brighton will provide any person without charge, upon request, a copy of such code of ethics and explain the manner in which such request may be made.

Audit Committee Financial Expert

Brighton does not have a separately designated standing audit committee. The entire board of directors acts as its audit committee. Brighton does not have an audit committee “financial expert” as defined in Item 401(e) of Regulation S-B because it does not have the necessary funds required to attract such a financial expert to serve on its board.

Item 10.	EXECUTIVE COMPENSATION

No officer or director of Brighton has received any cash remuneration since Brighton’s inception, and none received or accrued any remuneration from Brighton at the completion of the initial public offering. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than twenty hours per month to Brighton’s affairs.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Brighton’s Common Stock as of December 31, 2004 by (i) each person who is known by Brighton to own beneficially more than 5% of Brighton’s outstanding Common Stock; (ii) each of Brighton’s officers and directors; and (iii) all directors and officers of Brighton as a group. It also includes the percent to be owned before and after Brighton’s initial public offering.

Name/Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Owner	% of Class
Michael Curtis	Common Stock	225,000	75%
Christine Lefebvre	Common Stock	0	0%
Geng Yannan	Common Stock	25,000	8.3%
Gusheng Zhou	Common Stock	25,000	8.3%
Monita K. Mo	Common Stock	25,000	8.3%

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 6, 2004, the three shareholders of Brighton sold 225,000 of their shares to Michael Curtis. To of the shareholders were officers and directors who resigned upon the sale. Michael Curtis is now President, CFO and a director of Brighton.

Item 13.	EXHIBITS

Exhibits required by Item 601 of Regulation S-B

10	Merger Agreement between Brighton Investment Holding Co., Inc. and Impact Medical Solutions, Inc.
14	Code of Ethics
31	Rule 13(a) Certifications
32	Rule 14(a) Certifications

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTON INVESTMENT HOLDING CO., INC.

Dated: April 13, 2005	By:	/s/ Michael Curtis
Michael Curtis

In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Michael Curtis		/s/ Christine Lefebvre
	Michael Curtis		Christine Lefebvre
	President, Chief Financial, Director		Secretary, Director
Dated:	April 13, 2005	Dated:	April 13, 2005

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.