Form 10QSB
period 2005-03-31
BRIGHTON INVESTMENT HOLDING CO INC
filed 2005-05-23
CIK 1261656

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes X No

As of May 15, 2005 there were 500,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

BRIGHTON INVESTMENT HOLDING CO., INC.
FORM 10-QSB
March 31, 2005

INDEX

PART I - FINANCIAL INFORMATION	PAGE
Item 1 - FINANCIAL STATEMENTS (UNAUDITED)	3
Balance Sheet -
March 31, 2005 and December 31, 2004

Statements of Operations -
Three Months Ended March 31, 2005

Statements of Cash Flows -
Three Months Ended March 31, 2005

Notes to Financial Statements -
Three Months Ended March 31, 2005
4
Item 2 - PLAN OF OPERATION

Item 3 - CONTROLS AND PROCEDURES	5

PART II- OTHER INFORMATION
Item 1 - LEGAL PROCEEDINGS	6

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6

Item 3 - DEFAULTS UPON SENIOR SECURITIES	6

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	6

Item 5 - OTHER INFORMATION	6

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K	6

BRIGHTON INVESTMENT HOLDING CO., INC.
FORM 10-QSB
MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Index to Financial Statements

Page

Financial Statements:
Balance Sheets as of March 31, 2005 (unaudited)
and December 31, 2004	F-2

Statements of Operations for the three months
ended March 31, 2005 and 2004 and for the
period May 28, 2002 to March 31, 2005 (unaudited)	F-3

Statements of Cash Flows for the three months
ended March 31, 2005 and 2004 and for the
period May 28, 2002 to March 31, 2005 (unaudited)	F-4

Notes to Financial Statements	F-5

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash	$3,732	$4,320
Restricted cash held in escrow account	90,000	100,000

Total current assets	93,732	104,320

Other assets	-	-

Total assets	$93,732	$104,320

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,037	$151

Total current liabilities	2,037	151

Other liabilities	-	-

Total liabilities	2,037	151

Common stock subject to possible redemption;
200,000 shares at redemption value	90,000	90,000

Stockholders' equity:
Preferred stock, $.0001 par value;
5,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value; 30,000,000 shares
authorized, issued and outstanding 500,000 shares
(including 200,000 shares subject to possible
redemption) and 300,000 shares, respectively	50	50
Additional paid-in capital	29,950	29,950
Deficit accumulated during the development stage	(28,305)	(15,831)

Total stockholders' equity	1,695	14,169

Total liabilities and stockholders' equity	$93,732	$104,320

See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Statements of Operations
	(Unaudited)
			Cumulative During
	Three Months Ended		the Development Stage
	March 31,		(May 28, 2002 to
	2005	2004	March 31, 2005)

Revenues	$-	$-	$-

Expenses:
General and administrative	12,474	1,325	28,305

Total expenses	12,474	1,325	28,305

Net loss	$(12,474)	$(1,325)	$(28,305)

Net loss per share, basic and diluted	$(0.04)	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	500,000	300,000

See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative During
	Three Months Ended		the Development Stage
	March 31,		(May 28, 2002 to
	2005	2004	March 31, 2005)

Cash flows from operating activities:
Net loss	$(12,474)	$(1,325)	$(28,305)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,886	4,148	2,037

Net cash provided by (used for)
operating activities	(10,588)	2,823	(26,268)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	-	30,000
Capital contribution	-	-	10,000
Public offering costs incurred	-	(3,500)	(20,000)
Release of restricted cash held in
escrow account	10,000	-	10,000

Net cash provided by (used for)
financing activities	10,000	(3,500)	30,000

Net increase (decrease) in cash	-	(677)	3,732

Cash, beginning of period	599	10,681	-

Cash, end of period	$599	$10,004	$3,732

Supplemental disclosures of
cash flow information:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

Schedule of non-cash financing activities:
Restricted cash held in escrow account
received in connection with public
offering of common stock (subject to
possible redemption)	$-	$-	$90,000

See notes to financial statements.

BRIGHTON INVESTMENT HOLDING CO., INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31,
2005 and 2004 and For the Period
May 28, 2002 (Date of Inception) to March 31, 2005
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three month periods ended March 31, 2005 and 2004. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2004 as included in our report on Form 10-KSB.

NOTE 2 - ORGANIZATION

Brighton Investment Holding Co., Inc. (“Brighton” or the “Company”) was incorporated in the State of Delaware on May 28, 2002. The Company is a “blank check” company that is seeking a suitable business to merge with or acquire.

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

NOTE 4 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

At March 31, 2005, deferred tax assets consist of:

Net operating loss carryforwards	$9,624
Less valuation allowance	__ (9,624)

Net	$-

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $9,624 attributable to the future utilization of $28,305 of net operating loss carryforwards as of March 31, 2005 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2005. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforwards expire $988 in 2022, $1,831 in 2023, $13,012 in 2024 and $12,474 in 2025.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 5 - AGREEMENT AND PLAN OF MERGER

On September 15, 2004, the Company executed an Agreement and Plan of Merger (the “Merger Agreement”) with Impact Medical Solutions, Inc. (“Impact”). Among other things, the Merger Agreement provides that, subject to satisfaction of certain conditions, Brighton and Impact will merge and each share of Impact Common Stock shall be converted into one share of Brighton Common Stock. The Merger Agreement also provides that consummation of the Merger (the “Closing”) shall be held on the second business day after satisfaction of the last to be satisfied of the conditions set forth in the Merger Agreement. The Merger Agreement also provides that either party may terminate the Merger Agreement if the Closing has not occurred on before December 31, 2004.

Among other things, the conditions required to be satisfied precedent to closing include (1) a Brighton Post-Effective Amendment being declared effective by the SEC and (2) Brighton shareholders representing a minimum of 80% of the offering proceeds of Brighton’s public offering reconfirming their investments in accordance with Rule 419 of the Securities Act of 1933 no later than August 13, 2005 (see note 3).

Impact is a healthcare technology company. If the merger is consummated, Brighton will be the surviving entity with current Impact shareholders owning approximately 14,458,560 shares of Brighton common stock, or approximately 96.7% of the surviving entity. Accordingly, the merger will be treated as a purchase acquisition of Brighton by Impact (a reverse acquisition).

According to audited financial statements provided Brighton, Impact had assets and stockholders’ equity as of December 31, 2004 of $813,488 and $492,765, respectively. For the years ended December 31, 2004 and 2003, Impact’s revenues were $0 and its net loss was $733,248 and $181,023, respectively.

NOTE 6 - CONTINGENCY

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

Brighton has carried out an evaluation, under the supervision and with the participation of Brighton’s management, including Brighton’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Brighton’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon the foregoing, as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Brighton required to be included in Brighton’s Exchange Act reports. There has been no change during Brighton’s fiscal quarter ended March 31, 2005 in our internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 19, 2005